Form 10-K
period 1997-12-31
CORPORATE BOND BACKED CERT TRUST SERIES 1996-WAL-MART
filed 1998-05-06
CIK 1059428

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                            Commission file number:
  December 31, 1997                                     033-73438-01


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__.

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1997: Not Applicable.

         Number of shares of common stock outstanding as of December 31, 1997:
Not Applicable.

         Documents in Part II and Part IV incorporated herein by reference are as follows:

               Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending June 30, 1997 and December 31, 1997 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.


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

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending June 30, 1997 and December 31, 1997 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.

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

(d) Not Applicable


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of the report:

               Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending June 30, 1997 and December 31, 1997 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.

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

Date: March 31, 1998



                                         THE BANK OF NEW YORK AS
                                         TRUSTEE, FOR CORPORATE BOND-
                                         BACKED CERTIFICATES, SERIES
                                         1996-WAL-MART TRUST



                                         By: /s/ Enrico D. Reyes
                                             ---------------------------
                                             Enrico D. Reyes
                                             Vice President